Form 10-Q
period 2017-03-31
ASN SATELLITES INC.
filed 2017-05-15
CIK 1662675

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT HAVE 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company(as defined in Rule 12b-2 of the Exchange Act). Yes  ☒     No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at May 14, 2017
Common Stock, par value $0.0001	20,000,000

Documents incorporated by reference: None

FINANCIAL STATEMENTS

Condensed Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016	2

Condensed Statements of Operations for the Three months Ended March 31, 2017 and 2016 (unaudited)	3

Condensed Statements of Cash Flows for the Three months Ended March 31, 2017 and 2016 (unaudited)	4

Notes to Condensed Financial Statements (unaudited)	5-9

ASN SATELLITES INC.

CONDENSED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS

Current Assets
Prepaid expense	$1,000	$2,000

Total Assets	$1,000	$2,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued liabilities	$2,775	$-
Payable to related parties	20,912	20,637

Total Liabilities	23,687	20,637

Stockholders' Equity
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding at March 31, 2017 and December 31, 2016	-	-
Common Stock, $0.0001 par value, 50,000,000,000 shares authorized; 20,000,000 shares issued and outstanding at March 31, 2017 and December 31, 2016	2,000	2,000
Discount on Common Stock	(2,000)	(2,000)
Additional paid-in capital	1,462	1,462
Accumulated deficit	(24,149)	(20,099)
Total stockholders' deficit	(22,687)	(18,637)
Total Liabilities and Stockholders' Deficit	$1,000	$2,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASN SATELLITES INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31,	For the three months ended March 31,
	2017	2016

Revenue	$-	$-
Cost of Revenues	-	-
Gross Profit	-	-

Operating Expenses	4,050	1,400

Operating Loss	(4,050)	(1,400)

Loss before income taxes	(4,050)	(1,400)

Income Tax Expense	-	-

Net loss	$(4,050)	$(1,400)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	20,000,000	20,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASN SATELLITES INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31,	For the three months ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net Loss	$(4,050)	$(1,400)
Non-cash adjustments to reconcile net loss to net cash:
Expenses paid for by stockholder and contributed as capital	-	1,150
Changes in Operating Assets and Liabilities:
Prepaid expense	1,000	-
Accrued liability	2,775	250
Net cash used in operating activities	(275)	-

FINANCING ACTIVITIES
Proceeds from payable to related parties	275	-
Net cash provided by financing activities	275	-

Net increase in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASN SATELLITES INC.

Notes to Unaudited Condensed Financial Statements

NOTE 1	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. The results for the three months ended March 31, 2017, are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of March 31, 2017 and December 31, 2016.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2017 and December 31, 2016.

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2017 and December 31, 2016, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2017 and December 31, 2016, there are no outstanding dilutive securities.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows”. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact of this new standard on its financial statements and related disclosures.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory”, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-06 will be effective for the Company in its first quarter of 2019. The Company is currently evaluating the impact of adopting ASU 2016-16 on its financial statements.

In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control”. The amendments affect reporting entities that are required to evaluate whether they should consolidate a variable interest entity in certain situations involving entities under common control. Specifically, the amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its financial statements and related disclosures.

NOTE 2	GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $4,050 for the three months ended March 31, 2017. The Company had a working capital deficit of $22,687 and an accumulated deficit of $24,149 as of March 31, 2017 and a working capital deficit of $18,637 and an accumulated deficit of $20,099 as of December 31, 2016. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3	PREPAID EXPENSES

As of March 31, 2017 and December 31, 2016, the Company had prepaid professional fees of $1,000 and $2,000, respectively. The prepaid expenses are prepaid audit fees.

NOTE 4	ACCRUED LIABILITIES

As of March 31, 2017 and December 31, 2016, the Company had accrued professional fees of $2,775 and $0, respectively.

NOTE 5	PAYABLE TO RELATED PARTIES

Payable to related parties amounted to $20,912 and $20,637 as of March 31, 2017 and December 31, 2016, respectively. Payable to related parties are fees paid by shareholders on behalf of the Company. Fees payable to related parties are non-interest bearing, unsecured and due on demand. As of March 31, 2017, payable to related parties includes $1,391 to the former president and $19,521 to the current president.

NOTE 6	STOCKHOLDERS' DEFICIT

The Company is authorized to issue 50,000,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of March 31, 2017, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

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

NOTE 7	SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 14, 2017, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2017 have been incorporated into these financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, "Subsequent Events."

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

As of March 31, 2017 the Company had not generated revenues and had no income or cash flows from operations since inception. The Company had sustained net loss of $4,050 and had an accumulated deficit of $24,149 for the three months ended and as of March 31, 2017, respectively.

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

Dated: May 15, 2017

